Form 10-Q
period 1996-09-30
SWIFT ENERGY INCOME PARTNERS 1990-C LTD
filed 1996-11-08
CIK 869836

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


    [ X ]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                              THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1996

                                       OR

    [   ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                              THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from ________________ to _____________

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

                                  (713)874-2700
              (Registrant's telephone number, including area code)

                                      None
               (Former name, former address and former fiscal year
                          if changed since last report)


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

                                      INDEX



PART I.    FINANCIAL INFORMATION                                                                                 PAGE


      ITEM 1.    Financial Statements

            Balance Sheets

                - September 30, 1996 and December 31, 1995                                                         3

            Statements of Operations

                - Three month and nine month periods ended September 30, 1996 and 1995                             4

            Statements of Cash Flows

                - Nine month periods ended September 30, 1996 and 1995                                             5

            Notes to Financial Statements                                                                          6

      ITEM 2.    Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                                                           8

PART II.    OTHER INFORMATION                                                                                     10


SIGNATURES                                                                                                        11

                    SWIFT ENERGY INCOME PARTNERS 1990-C, LTD.
                                 BALANCE SHEETS


                                                                                        September 30,        December 31,
                                                                                            1996                 1995
                                                                                       ---------------     ----------------
                                                                                         (Unaudited)
         ASSETS:

         Current Assets:
              Cash and cash equivalents                                                $        1,106       $        2,045
              Oil and gas sales receivable                                                    115,937              167,211
                                                                                       ---------------     ----------------
                   Total Current Assets                                                       117,043              169,256
                                                                                       ---------------     ----------------

         Gas Imbalance Receivable                                                              85,674               88,828
                                                                                       ---------------      ---------------

         Oil and Gas Properties, using full cost
              accounting                                                                    5,814,807            6,252,047
         Less-Accumulated depreciation, depletion
              and amortization                                                             (4,750,008)          (4,564,325)
                                                                                       ---------------     ----------------
                                                                                            1,064,799            1,687,722
                                                                                       ---------------     ----------------
                                                                                       $    1,267,516       $    1,945,806
                                                                                       ===============     ================

         LIABILITIES AND PARTNERS' CAPITAL:

         Current Liabilities:
              Accounts payable and accrued liabilities                                 $      344,870       $      889,040
              Current portion of note payable                                                      --               33,664
                                                                                       ---------------     ----------------
                   Total Current Liabilities                                                  344,870              922,704
                                                                                       ---------------     ----------------

         Deferred Revenues                                                                     16,190               15,039

         Partners' Capital                                                                    906,456            1,008,063
                                                                                       ---------------     ----------------
                                                                                       $    1,267,516       $    1,945,806
                                                                                       ===============     ================



                 See accompanying notes to financial statements.

                    SWIFT ENERGY INCOME PARTNERS 1990-C, LTD.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                     Three Months Ended                 Nine Months Ended
                                                        September 30,                     September 30,
                                              ---------------------------------  ---------------------------------
                                                     1996             1995             1996             1995
                                              ---------------   ---------------  ---------------   ---------------
REVENUES:
   Oil and gas sales                          $       123,522   $       121,583  $       521,559   $       434,966
   Interest income                                         13                27               71                99
   Other income                                           502               591            2,642             2,599
                                              ---------------   ---------------  ---------------   ---------------
                                                      124,037           122,201          524,272           437,664
                                              ---------------   ---------------  ---------------   ---------------

COSTS AND EXPENSES:
   Lease operating                                     38,884            60,319          170,647           176,419
   Production taxes                                     7,585             7,832           32,995            28,211
   Depreciation, depletion
      and amortization -
        Normal provision                               36,474            54,280          185,683           183,869
        Additional provision                               --            42,566               --           417,905
   General and administrative                          14,354            15,615           46,778            47,245
   Interest expense                                     1,755            15,949           21,943            44,055
                                              ---------------   ---------------  ---------------   ---------------
                                                       99,052            196,561         458,046           897,704
                                              ---------------   ---------------  ---------------   ---------------
NET INCOME (LOSS)                             $        24,985   $       (74,360) $        66,226   $      (460,040)
                                              ===============   ===============  ===============   ===============



Limited Partners' net income (loss)
   per unit                                   $           .44   $         (1.31) $          1.16   $         (8.08)
                                              ===============   ===============  ===============   ===============



                 See accompanying note to financial statements.

                    SWIFT ENERGY INCOME PARTNERS 1990-C, LTD.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                            Nine Months Ended
                                                                                              September 30,
                                                                               ----------------------------------------
                                                                                      1996                    1995
                                                                               ---------------          ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Income (Loss)                                                               $       66,226          $      (460,040)
    Adjustments to reconcile income (loss) to
      net cash provided by operations:
      Depreciation, depletion and amortization                                         185,683                  601,774
      Change in gas imbalance receivable
         and deferred revenues                                                           4,305                    6,963
      Change in assets and liabilities:
        (Increase) decrease in oil and gas sales receivable                             51,274                   39,651
        Increase (decrease) in accounts payable
          and accrued liabilities                                                     (544,169)                  35,829
                                                                               ---------------          ---------------
               Net cash provided by (used in) operating activities                    (236,681)                 224,177
                                                                               ---------------          ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to oil and gas properties                                                (64,333)                 (31,285)
    Proceeds from sales of oil and gas properties                                      501,573                      863
                                                                               ---------------          ---------------
               Net cash provided by (used in) investing activities                     437,240                  (30,422)
                                                                               ---------------          ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash distributions to partners                                                    (167,833)                 (92,499)
    Payments on note payable                                                           (33,665)                (100,993)
                                                                               ---------------          ---------------
               Net cash provided by (used in) financing activities                    (201,498)                (193,492)
                                                                               ---------------          ---------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                      (939)                     263
                                                                               ---------------          ---------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                         2,045                    1,655
                                                                               ---------------          ---------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $        1,106          $         1,918
                                                                               ===============          ===============
Supplemental disclosure of cash flow information:
    Cash paid during the period for interest                                    $       22,503          $        10,042
                                                                               ===============          ===============


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

     Oil and Gas Properties --

                  For financial reporting purposes the Partnership follows the "full-cost" method of accounting for oil and gas property costs. Under this method of accounting, all productive and nonproductive costs incurred in the acquisition and development of oil and gas reserves are capitalized. Such costs include lease acquisitions, geological and geophysical services, drilling, completion, equipment and certain general and administrative costs directly associated with acquisition and development activities. General and administrative costs related to production and general overhead are expensed as incurred. No general and administrative costs were capitalized during the nine months ended September 30, 1996 and 1995.

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

      The Partnership does not allow for additional assessments from the partners to fund capital requirements. However, funds in addition to the remaining unexpended net capital commitments of the partners are available from partnership revenues, borrowings or proceeds from the sale of partnership property. The Managing General Partner believes that the funds currently available to the Partnership will be adequate to meet any anticipated capital requirements.

Results of Operations

      The following analysis explains changes in the revenue and expense categories for the quarter ended September 30, 1996 (current quarter) when compared to the quarter ended September 30, 1995 (corresponding quarter), and for the nine months ended September 30, 1996 (current period), when compared to the nine months ended September 30, 1995 (corresponding period).

Three Months Ended September 30, 1996 and 1995

      Oil and gas sales increased $1,939 or a slight 1 percent in the current quarter of 1996 when compared to the corresponding quarter in 1995, primarily due to increased gas and oil prices. An increase in gas prices of 94 percent or $1.18/MCF and in oil prices of 48 percent or $6.93/BBL had a significant impact on partnership performance. Current quarter gas and oil production decreased 41 percent and 56 percent, respectively, when compared to third quarter 1995 production volumes, partially offsetting the increased revenues from increased gas and oil prices.

      Associated depreciation expense decreased 33 percent or $17,806.

      The Partnership recorded an additional provision in depreciation, depletion and amortization in the third quarter of 1995 for $42,566 when the present value, discounted at ten percent, of estimated future net revenues from oil and gas properties based on the prices in effect at the filing date, using the guidelines of the Securities and Exchange Commission, was below the fair market value originally paid for oil and gas properties. The additional provision results from the Managing General Partner's determination that the fair market value paid for properties may or may not coincide with reserve valuations determined according to guidelines of the Securities and Exchange Commission.

                    SWIFT ENERGY INCOME PARTNERS 1990-C, LTD.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Nine Months Ended September 30, 1996 and 1995

      Oil and gas sales increased $86,593 or 20 percent in the first nine months of 1996 over the corresponding period in 1995. An increase in gas prices of 46 percent or $.64/MCF and in oil prices of 16 percent or $2.46/BBL were major contributing factors to the increased revenues for the period. Also, current period oil production decreased 31 percent when compared to the corresponding period in 1995, partially offsetting the effect of increased gas and oil prices.

      Associated depreciation expense increased 1 percent or $1,814.

      The Partnership recorded an additional provision in depreciation, depletion and amortization in the first nine months of 1995 for $417,905 when the present value, discounted at ten percent, of estimated future net revenues from oil and gas properties, using the guidelines of the Securities and Exchange Commission, was below the fair market value originally paid for oil and gas properties. The additional provision results from the Managing General Partner's determination that the fair market value paid for properties may or may not coincide with reserve valuations determined according to guidelines of the Securities and Exchange Commission.

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


                                                SWIFT ENERGY INCOME
                                                PARTNERS 1990-C, LTD.
                                                (Registrant)

                                     By:        SWIFT ENERGY COMPANY
                                                Managing General Partner


Date:  November 6, 1996              By:        /s/ John R. Alden
       ----------------                         --------------------------------
                                                John R. Alden
                                                Senior Vice President, Secretary
                                                and Principal Financial Officer

Date:  November 6, 1996              By:        /s/ Alton D. Heckaman, Jr.
       ----------------                         --------------------------------
                                                Alton D. Heckaman, Jr.
                                                Vice President, Controller
                                                and Principal Accounting Officer