Form 10-Q
period 1997-03-31
SWIFT ENERGY INCOME PARTNERS 1990-C LTD
filed 1997-05-13
CIK 869836

                                    FORM 10-Q



                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


            [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

  For the transition period from ____________________ to _______________________

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

                                  (281)874-2700
              (Registrant's telephone number, including area code)

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

                                      INDEX



PART I.    FINANCIAL INFORMATION                                      PAGE
      ITEM 1.    Financial Statements

            Balance Sheets

                - March 31, 1997 and December 31, 1996                  3

            Statements of Operations

                - Three month periods ended March 31, 1997 and 1996     4

            Statements of Cash Flows

                - Three month periods ended March 31, 1997 and 1996     5

            Notes to Financial Statements                               6

      ITEM 2.    Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                9

PART II.    OTHER INFORMATION                                          10


SIGNATURES                                                             11

                    SWIFT ENERGY INCOME PARTNERS 1990-C, LTD.
                                 BALANCE SHEETS



                                                                                          March 31,           December 31,
                                                                                            1997                 1996
                                                                                       --------------        -------------
                                                                                         (Unaudited)
         ASSETS:

         Current Assets:
              Cash and cash equivalents                                                $        1,134       $        1,129
              Oil and gas sales receivable                                                    147,630              137,626
                                                                                       --------------       --------------
                   Total Current Assets                                                       148,764              138,755
                                                                                       --------------       --------------

         Gas Imbalance Receivable                                                              18,347               18,347
                                                                                       --------------        -------------

         Oil and Gas Properties, using full cost
              accounting                                                                    5,847,040            5,849,487
         Less-Accumulated depreciation, depletion
              and amortization                                                             (4,842,726)          (4,800,974)
                                                                                       --------------       --------------
                                                                                            1,004,314            1,048,513
                                                                                       --------------       --------------
                                                                                       $    1,171,425       $    1,205,615
                                                                                       ==============       ==============


         LIABILITIES AND PARTNERS' CAPITAL:

         Current Liabilities:
              Accounts payable and accrued liabilities                                 $      202,214       $      282,699
                                                                                       --------------       --------------

         Deferred Revenues                                                                     23,192               23,268

         Partners' Capital                                                                    946,019              899,648
                                                                                       --------------       --------------
                                                                                       $    1,171,425       $    1,205,615
                                                                                       ==============       ==============


                 See accompanying notes to financial statements.

                    SWIFT ENERGY INCOME PARTNERS 1990-C, LTD.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)





                                                                                         Three Months Ended
                                                                                              March 31,
                                                                                 ---------------------------------
                                                                                       1997               1996
                                                                                 ---------------   ---------------
         REVENUES:
             Oil and gas sales                                                   $       157,392   $       138,682
             Interest income                                                                   5                10
             Other                                                                           521               584
                                                                                 ---------------   ---------------
                                                                                         157,918           139,276
                                                                                 ---------------   ---------------
         COSTS AND EXPENSES:
             Lease operating                                                              34,250            59,071
             Production taxes                                                              9,762             7,781
             Depreciation, depletion
               and amortization                                                           41,752            51,407
             General and administrative                                                   18,443            16,117
             Interest expense                                                              1,899            15,253
                                                                                 ---------------   ---------------
                                                                                         106,106           149,629
                                                                                 ---------------   ---------------
         NET INCOME (LOSS)                                                       $        51,812   $       (10,353)
                                                                                 ===============   ===============


         Limited Partners' net income (loss)
             per unit

         March 31, 1997                       $           .91
                                              ===============
         March 31, 1996                       $          (.18)
                                              ===============


                 See accompanying note to financial statements.

                    SWIFT ENERGY INCOME PARTNERS 1990-C, LTD.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                           Three Months Ended
                                                                                                 March 31,
                                                                                ----------------------------------------
                                                                                        1997                    1996
                                                                                ----------------        ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Income (loss)                                                               $         51,812        $       (10,353)
    Adjustments to reconcile income (loss) to
      net cash provided by operations:
      Depreciation, depletion and amortization                                            41,752                 51,407
      Change in gas imbalance receivable
          and deferred revenues                                                              (76)                 1,719
      Change in assets and liabilities:
        (Increase) decrease in oil and gas sales receivable                              (10,004)                36,310
        Increase (decrease) in accounts payable
          and accrued liabilities                                                        (80,485)               (27,332)
                                                                                ----------------         --------------
               Net cash provided by (used in) operating activities                         2,999                 51,751
                                                                                ----------------         --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to oil and gas properties                                                       --                (12,097)
    Proceeds from sales of oil and gas properties                                          2,447                     --
                                                                                ----------------         --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash distributions to partners                                                        (5,441)                (6,989)
    Payments on note payable                                                                  --                (33,665)
                                                                                ----------------         --------------
               Net cash provided by (used in) financing activities                        (5,441)               (40,654)
                                                                                ----------------         --------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                           5                 (1,000)
                                                                                ----------------         --------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                           1,129                  2,045
                                                                                ----------------         --------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $          1,134        $         1,045
                                                                                ================        ===============
Supplemental disclosure of cash flow information:
   Cash paid during the period for interest                                     $          1,899        $        15,813
                                                                                ===============         ===============


                 See accompanying notes to financial statements.

                    SWIFT ENERGY INCOME PARTNERS 1990-C, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


(1)  General Information -

                  The financial statements included herein have been prepared by the Partnership and are unaudited except for the balance sheet at December 31, 1996 which has been taken from the audited financial statements at that date. The financial statements reflect adjustments, all of which were of a normal recurring nature, which are in the opinion of the managing general partner necessary for a fair presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The Partnership believes adequate disclosure is provided by the information presented. The financial statements should be read in conjunction with the audited financial statements and the notes included in the latest Form 10-K.

(2)  Organization and Terms of Partnership Agreement -

                  Swift Energy Income Partners 1990-C, Ltd., a Texas limited partnership ("the Partnership"), was formed on September 30, 1990, for the purpose of purchasing and operating producing oil and gas properties within the continental United States. Swift Energy Company ("Swift"), a Texas corporation, and VJM Corporation ("VJM"), a California corporation, serve as Managing General Partner and Special General Partner of the Partnership, respectively. The general partners are required to contribute up to 1/99th of limited partner net contributions. The 539 limited partners made total capital contributions of $5,695,200.

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

       Use of Estimates -

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

                    SWIFT ENERGY INCOME PARTNERS 1990-C, LTD.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


     Oil and Gas Properties --

                  For financial reporting purposes the Partnership follows the "full-cost" method of accounting for oil and gas property costs. Under this method of accounting, all productive and nonproductive costs incurred in the acquisition and development of oil and gas reserves are capitalized. Such costs include lease acquisitions, geological and geophysical services, drilling, completion, equipment and certain general and administrative costs directly associated with acquisition and development activities. General and administrative costs related to production and general overhead are expensed as incurred. No general and administrative costs were capitalized during the three months ended March 31, 1997 and 1996.

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

                  Effective September 30, 1990, the Partnership entered into a Net Profits and Overriding Royalty Interest Agreement ("NP/OR Agreement") with Swift Energy Managed Pension Assets Partnership 1990-C, Ltd. (Pension Partnership), managed by Swift for the purpose of acquiring working interests in producing oil and gas properties. Under terms of the NP/OR Agreement, the Partnership has conveyed to the Pension Partnership a nonoperating interest in the aggregate net profits (i.e., oil and gas sales net of related operating costs) of the properties acquired equal to its proportionate share of the property acquisition costs.

                    SWIFT ENERGY INCOME PARTNERS 1990-C, LTD.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


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

Results of Operations

     Oil and gas sales increased $18,710 or 13 percent in the first quarter of 1997 when compared to the same period in 1996, primarily due to increased gas and oil prices. An increase in gas prices of 55 percent or $1.03/MCF and in oil prices of 22 percent or $3.80/BBL had a significant impact on partnership performance. Current quarter oil production declined 63 percent and gas production declined 4 percent when compared to first quarter 1996 production volumes, partially offsetting the effect of increased gas and oil prices.

      Associated depreciation expense decreased 19 percent or $9,655.

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


                                             SWIFT ENERGY INCOME
                                             PARTNERS 1990-C, LTD.
                                             (Registrant)

                                  By:        SWIFT ENERGY COMPANY
                                             Managing General Partner


Date:     May 5, 1997             By:        /s/ John R. Alden
          -----------                        ----------------------------------
                                             John R. Alden
                                             Senior Vice President, Secretary
                                             and Principal Financial Officer

Date:     May 5, 1997             By:        /s/ Alton D. Heckaman, Jr.
          -----------                        ----------------------------------
                                             Alton D. Heckaman, Jr.
                                             Vice President, Controller
                                             and Principal Accounting Officer