Form 10-Q
period 1997-06-30
SWIFT ENERGY INCOME PARTNERS 1990-C LTD
filed 1997-08-11
CIK 869836

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


    [ X ]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                              THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

                                       OR

    [   ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                              THE SECURITIES EXCHANGE ACT OF 1934

    For the transition period from _________________ to ____________________

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

                                      INDEX



PART I.    FINANCIAL INFORMATION                                                                PAGE
      ITEM 1.    Financial Statements

            Balance Sheets

                - June 30, 1997 and December 31, 1996                                            3

            Statements of Operations

                - Three month and six month periods ended June 30, 1997 and 1996                 4

            Statements of Cash Flows

                - Six month periods ended June 30, 1997 and 1996                                 5

            Notes to Financial Statements                                                        6

      ITEM 2.    Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                                         9

PART II.    OTHER INFORMATION                                                                   11


SIGNATURES                                                                                      12

                    SWIFT ENERGY INCOME PARTNERS 1990-C, LTD.
                                 BALANCE SHEETS



                                                                                           June 30,           December 31,
                                                                                             1997                 1996
                                                                                       ---------------     ----------------
                                                                                         (Unaudited)
         ASSETS:

         Current Assets:
              Cash and cash equivalents                                                $        1,148       $        1,129
              Oil and gas sales receivable                                                     88,540              137,626
                                                                                       ---------------     ----------------
                   Total Current Assets                                                        89,688              138,755
                                                                                       ---------------     ----------------

         Gas Imbalance Receivable                                                              16,879               18,347
                                                                                       ---------------      ---------------

         Oil and Gas Properties, using full cost
              accounting                                                                    5,847,686            5,849,487
         Less-Accumulated depreciation, depletion
              and amortization                                                             (4,878,585)          (4,800,974)
                                                                                       ---------------     ----------------
                                                                                              969,101            1,048,513
                                                                                       ---------------     ----------------
                                                                                       $    1,075,668       $    1,205,615
                                                                                       ===============     ================


         LIABILITIES AND PARTNERS' CAPITAL:

         Current Liabilities:
              Accounts payable and accrued liabilities                                 $      147,876       $      282,699
                                                                                       ---------------     ----------------

         Deferred Revenues                                                                     22,280               23,268

         Partners' Capital                                                                    905,512              899,648
                                                                                       ---------------     ----------------
                                                                                       $    1,075,668       $    1,205,615
                                                                                       ===============     ================


                 See accompanying notes to financial statements.

                    SWIFT ENERGY INCOME PARTNERS 1990-C, LTD.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)




                                                     Three Months Ended                  Six Months Ended
                                                          June 30,                           June 30,
                                              ---------------------------------  ---------------------------------
                                                      1997            1996             1997              1996
                                              ---------------   ---------------  ---------------   ---------------
REVENUES:
   Oil and gas sales                          $        90,656   $       259,355  $       248,048   $       398,037
   Interest income                                         14                48               19                58
   Other                                                  430             1,556              951             2,140
                                              ---------------   ---------------  ---------------   ---------------
                                                       91,100           260,959          249,018           400,235
                                              ---------------   ---------------  ---------------   ---------------

COSTS AND EXPENSES:
   Lease operating                                     39,391            72,692           73,641           131,763
   Production taxes                                     2,116            17,629           11,878            25,410
   Depreciation, depletion
      and amortization                                 35,859            97,802           77,611           149,209
   General and administrative                          14,959            16,307           33,401            32,424
   Interest expense                                     1,287             4,935            3,187            20,188
                                              ---------------   ---------------  ---------------   ---------------
                                                       93,612           209,365          199,718           358,994
                                              ---------------   ---------------  ---------------   ---------------
NET INCOME (LOSS)                             $       (2,512)   $        51,594  $        49,300   $        41,241
                                              ===============   ================ ===============   ===============



Limited Partners' net income (loss)
   per unit                                   $          (.04)  $           .91  $           .87   $           .72
                                              ===============   ================ ===============   ===============


                 See accompanying note to financial statements.

                    SWIFT ENERGY INCOME PARTNERS 1990-C, LTD.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                            Six Months Ended
                                                                                                June 30,
                                                                               ----------------------------------------
                                                                                     1997                      1996
                                                                               ---------------          ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Income (loss)                                                               $       49,300          $        41,241
    Adjustments to reconcile income (loss) to
      net cash provided by operations:
      Depreciation, depletion and amortization                                          77,611                  149,209
      Change in gas imbalance receivable
          and deferred revenues                                                            480                    3,909
      Change in assets and liabilities:
        (Increase) decrease in oil and gas sales receivable                             49,086                  (74,516)
        Increase (decrease) in accounts payable
          and accrued liabilities                                                     (134,823)                (514,021)
                                                                               ---------------          ---------------
      Net cash provided by (used in) operating activities                               41,654                 (394,178)
                                                                               ---------------          ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to oil and gas properties                                                     --                  (62,627)
    Proceeds from sales of oil and gas properties                                        1,801                  502,078
                                                                               ---------------          ---------------
     Net cash provided by (used in) investing activities                                 1,801                  439,451
                                                                               ---------------          ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash distributions to partners                                                     (43,436)                 (12,560)
    Payments on note payable                                                                --                  (33,665)
                                                                               ---------------          ---------------
      Net cash provided by (used in) financing activities                              (43,436)                 (46,225)
                                                                               ---------------          ---------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                        19                     (952)
                                                                               ---------------          ---------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                         1,129                    2,045
                                                                               ---------------          ---------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $        1,148          $         1,093
                                                                               ===============          ===============
  Supplemental disclosure of cash flow information:
    Cash paid during the period for interest                                    $        3,187          $        20,748
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

      Oil and Gas Properties --

                  For financial reporting purposes the Partnership follows the "full-cost" method of accounting for oil and gas property costs. Under this method of accounting, all productive and nonproductive costs incurred in the acquisition and development of oil and gas reserves are capitalized. Such costs include lease acquisitions, geological and geophysical services, drilling, completion, equipment and certain general and administrative costs directly associated with acquisition and development activities. General and administrative costs related to production and general overhead are expensed as incurred. No general and administrative costs were capitalized during the six months ended June 30, 1997 and 1996.

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

Results of Operations

      The following analysis explains changes in the revenue and expense categories for the quarter ended June 30, 1997 (current quarter) when compared to the quarter ended June 30, 1996 (corresponding quarter), and for the six months ended June 30, 1997 (current period), when compared to the six months ended June 30, 1996 (corresponding period).

Three Months Ended June 30, 1997 and 1996

      Oil and gas sales declined $168,699 or 65 percent in the second quarter of 1997 when compared to the corresponding quarter in 1996, primarily due to decreased gas and oil production. A decline of 61 percent in gas production and 71 percent in oil production had a significant impact on partnership performance. Also, current quarter gas prices declined 9 percent or $.18/MCF when compared to second quarter 1996 gas prices, further contributing to decreased revenues.

      Associated depreciation expense decreased 63 percent or $61,943.

                    SWIFT ENERGY INCOME PARTNERS 1990-C, LTD.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Six Months Ended June 30, 1997 and 1996

      Oil and gas sales decreased $149,989 or 38 percent in the first six months of 1997 over the corresponding period in 1996. A decline of 44 percent in gas production and 66 percent in oil production were major contributing factors to the decreased revenues for the period. Increased gas prices of 22 percent or $.42/MCF partially offset the production declines.

      Associated depreciation expense declined 48 percent or $71,598.

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


                                           SWIFT ENERGY INCOME
                                           PARTNERS 1990-C, LTD.
                                           (Registrant)

                                By:        SWIFT ENERGY COMPANY
                                           Managing General Partner


Date:     August 4, 1997        By:        /s/ John R. Alden
          --------------                   --------------------------------
                                           John R. Alden
                                           Senior Vice President, Secretary
                                           and Principal Financial Officer

Date:     August 4, 1997        By:        /s/ Alton D. Heckaman, Jr.
          --------------                   --------------------------------
                                           Alton D. Heckaman, Jr.
                                           Vice President, Controller
                                           and Principal Accounting Officer