Form 10-Q
period 1997-09-30
SWIFT ENERGY INCOME PARTNERS 1990-C LTD
filed 1997-11-12
CIK 869836

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


    [ X ]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                              THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

                                       OR

    [   ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                              THE SECURITIES EXCHANGE ACT OF 1934

    For the transition period from _____________________ to _________________

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

                                      INDEX



PART I.    FINANCIAL INFORMATION                                                    PAGE
ITEM 1.    Financial Statements

      Balance Sheets

          - September 30, 1997 and December 31, 1996                                 3

      Statements of Operations

          - Three month and nine month periods ended September 30, 1997 and 1996     4

      Statements of Cash Flows

          - Nine month periods ended September 30, 1997 and 1996                     5

      Notes to Financial Statements                                                  6

ITEM 2.    Management's Discussion and Analysis of Financial
               Condition and Results of Operations                                   9

PART II.    OTHER INFORMATION                                                       11


SIGNATURES                                                                          12

                    SWIFT ENERGY INCOME PARTNERS 1990-C, LTD.
                                 BALANCE SHEETS



                                                                                        September 30,        December 31,
                                                                                            1997                 1996
                                                                                       ---------------     ----------------
                                                                                        (Unaudited)
         ASSETS:

         Current Assets:
              Cash and cash equivalents                                                $        1,163       $        1,129
              Oil and gas sales receivable                                                    104,164              137,626
                                                                                       ---------------     ----------------
                   Total Current Assets                                                       105,327              138,755
                                                                                       ---------------     ----------------

         Gas Imbalance Receivable                                                              15,895               18,347
                                                                                       ---------------      ---------------

         Oil and Gas Properties, using full cost
              accounting                                                                    5,847,239            5,849,487
         Less-Accumulated depreciation, depletion
              and amortization                                                             (4,917,333)          (4,800,974)
                                                                                       ---------------     ----------------
                                                                                              929,906            1,048,513
                                                                                       ---------------     ----------------
                                                                                       $    1,051,128       $    1,205,615
                                                                                       ===============     ================


         LIABILITIES AND PARTNERS' CAPITAL:

         Current Liabilities:
              Accounts payable and accrued liabilities                                 $      156,856       $      282,699
                                                                                       ---------------     ----------------

         Deferred Revenues                                                                     21,044               23,268

         Partners' Capital                                                                    873,228              899,648
                                                                                       ---------------     ----------------
                                                                                       $    1,051,128       $    1,205,615
                                                                                       ===============     ================



                 See accompanying notes to financial statements.

                    SWIFT ENERGY INCOME PARTNERS 1990-C, LTD.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)




                                                     Three Months Ended                  Nine Months Ended
                                                        September 30,                      September 30,
                                              ---------------------------------  ---------------------------------
                                                     1997             1996            1997              1996
                                              ---------------   ---------------  ---------------   ---------------
REVENUES:
   Oil and gas sales                          $       112,373   $       123,522  $       360,421   $       521,559
   Interest income                                         15                13               34                71
   Other income`                                          273               502            1,224             2,642
                                              ---------------   ---------------  ---------------   ---------------
                                                      112,661           124,037          361,679           524,272
                                              ---------------   ---------------  ---------------   ---------------

COSTS AND EXPENSES:
   Lease operating                                     38,549            38,884          112,190           170,647
   Production taxes                                     8,209             7,585           20,087            32,995
   Depreciation, depletion
      and amortization                                 38,748            36,474          116,359           185,683
   General and administrative                          19,131            14,354           52,532            46,778
   Interest expense                                     1,670             1,755            4,857            21,943
                                              ---------------   ---------------  ---------------   ---------------
                                                      106,307            99,052          306,025           458,046
                                              ---------------   ---------------  ---------------   ---------------
NET INCOME (LOSS)                             $         6,354   $        24,985  $        55,654   $        66,226
                                              ===============   ===============  ===============   ===============



Limited Partners' net income (loss)
   per unit                                   $           .11   $           .44  $           .98   $          1.16
                                              ===============   ===============  ===============   ===============



                 See accompanying notes to financial statements.

                    SWIFT ENERGY INCOME PARTNERS 1990-C, LTD.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                           Nine Months Ended
                                                                                             September 30,
                                                                               ----------------------------------------
                                                                                     1997                    1996
                                                                               ---------------          ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Income (Loss)                                                               $       55,654          $        66,226
    Adjustments to reconcile income (loss) to
      net cash provided by operations:
      Depreciation, depletion and amortization                                         116,359                  185,683
      Change in gas imbalance receivable
         and deferred revenues                                                             228                    4,305
      Change in assets and liabilities:
        (Increase) decrease in oil and gas sales receivable                             33,462                   51,274
        Increase (decrease) in accounts payable
          and accrued liabilities                                                     (125,843)                (544,169)
                                                                               ---------------          ---------------
               Net cash provided by (used in) operating activities                      79,860                 (236,681)
                                                                               ---------------          ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to oil and gas properties                                                     --                  (64,333)
    Proceeds from sales of oil and gas properties                                        2,248                  501,573
                                                                               ---------------          ---------------
               Net cash provided by (used in) investing activities                       2,248                  437,240
                                                                               ---------------          ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash distributions to partners                                                     (82,074)                (167,833)
    Payments on note payable                                                                --                  (33,665)
                                                                               ---------------          ---------------
               Net cash provided by (used in) financing activities                     (82,074)                (201,498)
                                                                               ---------------          ---------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                        34                     (939)
                                                                               ---------------          ---------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                         1,129                    2,045
                                                                               ---------------          ---------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $        1,163          $         1,106
                                                                               ===============          ===============
Supplemental disclosure of cash flow information:
    Cash paid during the period for interest                                    $        4,857          $        22,503
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

     Oil and Gas Properties --

                  For financial reporting purposes the Partnership follows the "full-cost" method of accounting for oil and gas property costs. Under this method of accounting, all productive and nonproductive costs incurred in the acquisition and development of oil and gas reserves are capitalized. Such costs include lease acquisitions, geological and geophysical services, drilling, completion, equipment and certain general and administrative costs directly associated with acquisition and development activities. General and administrative costs related to production and general overhead are expensed as incurred. No general and administrative costs were capitalized during the nine months ended September 30, 1997 and 1996.

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

                  Effective September 30, 1990, the Partnership entered into a Net Profits and Overriding Royalty Interest Agreement ("NP/OR Agreement") with Swift Energy Managed Pension Assets Partnership 1990-C, Ltd. ("Pension Partnership"), managed by Swift for the purpose of acquiring working interests in producing oil and gas properties. Under terms of the NP/OR Agreement, the Partnership will convey to the Pension Partnership a nonoperating interest in the aggregate net profits (i.e., oil and gas sales net of related operating costs) of the properties acquired equal to its proportionate share of the property acquisition costs.

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

Results of Operations

      The following analysis explains changes in the revenue and expense categories for the quarter ended September 30, 1997 (current quarter) when compared to the quarter ended September 30, 1996 (corresponding quarter), and for the nine months ended September 30, 1997 (current period), when compared to the nine months ended September 30, 1996 (corresponding period).

Three Months Ended September 30, 1997 and 1996

     Oil and gas sales declined $11,149 or 9 percent in the third quarter of 1997 when compared to the corresponding quarter in 1996, primarily due to decreased gas and oil prices. A decline of 10 percent or $.26/MCF in gas prices and 17 percent or $3.55/BBL in oil prices had a significant impact on partnership performance. Also, current quarter oil production declined 16 percent when compared to third quarter 1996 oil production, further contributing to decreased revenues.

      Associated depreciation expense decreased 37 percent or $69,324.

                    SWIFT ENERGY INCOME PARTNERS 1990-C, LTD.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Nine Months Ended September 30, 1997 and 1996

     Oil and gas sales decreased $161,139 or 31 percent in the first nine months of 1997 over the corresponding period in 1996. A decline of 33 percent in gas production and 58 percent in oil production were major contributing factors to the decreased revenues for the period. Increased gas prices of 13 percent or $.27/MCF partially offset the production declines.

      Associated depreciation expense declined 37 percent or $69,324.

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


                                     SWIFT ENERGY INCOME
                                     PARTNERS 1990-C, LTD.
                                     (Registrant)

                          By:        SWIFT ENERGY COMPANY
                                     Managing General Partner


Date:  November 4, 1997   By:        /s/ John R. Alden
       ----------------              -------------------------------------------
                                     John R. Alden
                                     Senior Vice President, Secretary
                                     and Principal Financial Officer

Date:  November 4, 1997   By:        /s/ Alton D. Heckaman, Jr.
       ----------------              -------------------------------------------
                                     Alton D. Heckaman, Jr.
                                     Vice President, Controller
                                     and Principal Accounting Officer