Form 10-K405
period 1997-12-31
SWIFT ENERGY INCOME PARTNERS 1990-C LTD
filed 1998-03-31
CIK 869836

                       Securities and Exchange Commission

                             Washington, D.C. 20549


                                    FORM 10-K

             [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1997
                                       OR
            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from ________________ to _______________


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

                       Documents Incorporated by Reference

Document                                            Incorporated as to

    Registration Statement No. 33-11773               Items 1 and 13
     on Form S-1

                                TABLE OF CONTENTS

                             Form 10-K Annual Report
                     For the Period Ended December 31, 1997

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

         At December 31, 1997, the Partnership had expended or committed to expend 100% of the limited partners' net commitments (i.e., limited partners' commitments available to the Partnership for property acquisitions after payment of organization fees and expenses) in the acquisition and development of producing properties, which properties are described under Item 2, "Properties," below. The Partnership's revenues and profits are derived almost entirely from the sale of oil and gas produced from its properties and from the sale of acquired oil and gas properties, when the sale of such properties is economically preferable to continued operation.

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

Liquidation

         In October 1997, the managing general partner informed the limited partners of a proposal to sell all the Partnership's properties and dissolve and liquidate the Partnership. The special meeting of Limited Partners was held on November 25, 1997.

         Of the total units held by the limited partners, a majority voted for adoption of the proposal for sales of substantially all of the assets of the Partnership and the dissolution, winding up and termination of the Partnership. The Partnership adopted the liquidation basis of accounting for the period subsequent to November 30, 1997.

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

                    SWIFT ENERGY INCOME PARTNERS 1990-C, LTD.

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

         All properties acquired by the Registrant since the date of the NP/OR Agreement have been acquired subject to the NP/OR Agreement and the nonoperating interests created thereby. At December 31, 1997, the Registrant had not made any withdrawals to acquire properties anticipated to require significant development.

         In accordance with its obligations under the NP/OR Agreement, as of December 31, 1997 the Registrant had conveyed to the Pension Partnership a net profits interest burdening certain depths of all producing properties acquired by the Registrant since the date of the NP/OR Agreement. Typically, a net profits interest in an oil and gas property entitles the owner to a specified percentage share of the gross proceeds generated by the burdened property, net of operating costs. The 37% net profits interest conveyed to the Pension Partnership under the NP/OR Agreement differs from the typical net profits interest in that it is calculated over the entire group of producing properties acquired under the NP/OR Agreement; i.e., all operating costs attributable to the burdened depths of such properties are aggregated, and the total is then subtracted from the total of all gross proceeds attributable to such depths in order to calculate the net profits to which the Pension Partnership is entitled. The net profits interest conveyed to the Pension Partnership burdens only those depths of each subject property which were evaluated to contain proved reserves at the date of acquisition, to the extent such depths underlie specified surface acreage.

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

                    SWIFT ENERGY INCOME PARTNERS 1990-C, LTD.


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

         Employees

         The  Partnership  has no  employees.  Swift,  however,  has a staff  of geologists, geophysicists, petroleum engineers, landmen, and accounting personnel who administer the operations of Swift and the Partnership. As of December 31, 1997, Swift had 194 employees. Swift's administrative and overhead expenses attributable to the Partnership's operations are borne by the Partnership.

                    SWIFT ENERGY INCOME PARTNERS 1990-C, LTD.

Item 2.  Properties

         As of December 31, 1997, the Partnership has acquired interests in producing oil and gas properties which are generally described below.

Principal Oil and Gas Producing Properties

         The most valuable fields in the Partnership, based upon year-end engineering estimates of discounted future net revenues using constant pricing and costs, are described below.

         1. The Velrex Field is located in Schleicher County, Texas, and accounts for 43% of the value in this Partnership. Wells in this field produce from the Henderson and Canyon Sands, (Sugarland acquisition).

         2. The Cody Bell Field is in Schleicher County, Texas (Sugarland acquisition). This field represents 25% of the Partnership's value.

         3. The Key Field is in Wheeler County, Texas (Arkla acquisition). This field represents 20% of the Partnership's value.

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

                                                  Net Production
                                         -------------------------------
                                               For the Years Ended
                                                   December 31,
                                         -------------------------------
                                           1997       1996         1995
                                         -------     -------     -------
Net Volumes (Equivalent MCFs)            177,596     305,494     357,960

Average Sales Price
   per Equivalent MCF                    $2.41       $2.17       $1.67

Average Production Cost
   per Equivalent MCF
   (includes production taxes)           $0.92       $0.79       $0.82

                    SWIFT ENERGY INCOME PARTNERS 1990-C, LTD.


Net Proved Oil and Gas Reserves

         Presented below are the estimates of the Partnership's proved reserves as of December 31, 1997, 1996 and 1995. All of the Partnership's proved reserves are located in the United States.

                                                                      December 31,
                                    ----------------------------------------------------------------------
                                           1997                     1996                        1995
                                    ------------------       -------------------       -------------------
                                               Natural                  Natural                    Natural
                                      Oil       Gas            Oil        Gas            Oil         Gas
                                   -------    --------       -------    --------       -------    --------
                                    (BBLS)     (MMCF)         (BBLS)     (MMCF)         (BBLS)      MMCF)
Proved developed
   reserves at end of year           5,714         692        14,509      1,165         62,254       2,591
                                   -------      ------       -------      -----        -------       -----
Proved reserves
   Balance at beginning
     of year                        17,489       1,424        66,494      2,787         68,649       3,172

   Extensions, discoveries
     and other additions                --          --            --         --             --          --

   Revisions of previous
     estimates                       2,860         (27)        2,911        136         10,239        (102)

   Sales of minerals in
     place                         (10,499)       (374)      (44,633)    (1,237)            --          --

   Production                       (2,775)       (161)       (7,283)      (262)       (12,394)       (283)
                                   -------      ------       -------     ------        -------       -----

   Balance at end of year            7,075         862        17,489      1,424         66,494       2,787
                                   -------       -----       -------     ------        -------       -----


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

                    SWIFT ENERGY INCOME PARTNERS 1990-C, LTD.


         The following table summarizes by acquisition the Registrant's reserves and gross and net interests in producing oil and gas wells as of December 31, 1997:

                                                             Reserves
                                                        December 31, 1997
                                                      ---------------------

                                                            Natural             Wells
                                                 Oil           Gas        -----------------
Acquisition             State(s)               (BBLS)        (MMCF)       Gross       Net
-----------             ---------              ------        ------       -----     -------
Richer                  TX                         10           50           4        0.077
Sugarland               OK, TX                  6,952          637          56        4.959
Arkla                   TX                        113          175           2        0.335
                                               ------        -----          --        -----
                                                7,075          862          62        5.371
                                               ------        -----          --        -----

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

         In estimating the oil and natural gas reserves, the Registrant, in accordance with criteria prescribed by the Securities and Exchange Commission, has used prices received as of December 31, 1997 without escalation, except in those instances where fixed and determinable gas price escalations are covered by contracts, limited to the price the Partnership reasonably expects to receive. The Registrant does not believe that any favorable or adverse event causing a significant change in the estimated quantity of proved reserves has occurred between December 31, 1997 and the date of this report.

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

Item 4. Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of limited partners during the fourth quarter of the fiscal year covered by this report, except as discussed above in Item 1. "Liquidation" section.

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

Holders

         As of December 31, 1997, there were 539 Limited Partners holding Units in the Partnership.

Distributions

         The Partnership generally makes distributions to Limited Partners on a quarterly basis, subject to the restrictions set forth in the Limited Partnership Agreement. In the fiscal years ended December 31, 1996 and 1997, the Partnership distributed a total of $140,000 and $85,500, respectively to the holders of its Units. Cash distributions constitute net proceeds from sale of oil and gas production after payment of lease operating expenses and other partnership expenses. Some or all of such amounts or any proceeds from the sale of partnership properties could be deemed to constitute a return of investors' capital.

         Due to the liquidation of the Partnership, the last regular quarterly distribution was made in January 1998. For information regarding liquidating distributions, reference is made to Item 7. "Liquidity and Capital Resources" section.

                    SWIFT ENERGY INCOME PARTNERS 1990-C, LTD.

Item 6. Selected Financial Data

         The following selected financial data, prepared in accordance with generally accepted accounting principles as of December 31, 1997, 1996, 1995, 1994 and 1993, should be read in conjunction with the financial statements included in Item 8:

                                  1997               1996               1995              1994             1993
                              ------------       ------------       ------------      ------------     ------------
Revenues                   $     430,784      $     672,124      $      617,897    $     916,168      $  1,085,999
Income (Loss)              $      69,901      $      65,688      $     (460,741)   $  (1,140,169)     $     74,637
Total Assets               $                  $   1,205,615      $    1,945,806    $   2,541,069      $  4,100,321
Cash Distributions         $     115,223      $     174,103      $       96,281    $     215,823      $    678,656
Long Term Obligations      $                  $          --      $           --    $      33,664      $    168,323
Limited Partners' Net
 Income (Loss) Per Unit    $        1.14      $        1.10      $        (7.33)   $      (17.65)     $        .91
Limited Partners' Cash
 Distributions Per Unit    $        1.50      $        2.46      $         1.28    $        3.15      $      11.04


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidation

         In October 1997, the managing general partner informed the limited partners of a proposal to sell all the Partnership's properties and dissolve and liquidate the Partnership. The special meeting of Limited Partners was held on November 25, 1997.

         Of the total units held by the limited partners, a majority voted for adoption of the proposal for sales of substantially all of the assets of the Partnership and the dissolution, winding up and termination of the Partnership. The Partnership adopted the liquidation basis of accounting for the period subsequent to November 30, 1997.

Liquidity and Capital Resources

         Oil and gas reserves are depleting assets and therefore often experience significant production declines each year from the date of acquisition through the end of the life of the property. The primary source of liquidity to the Partnership comes almost entirely from the income generated from the sale of oil and gas produced from ownership interests in oil and gas properties and during liquidation from the sale of the ownership of interests in oil and gas properties. Net cash provided by (used in) operating activities totaled $(120,927), $(195,708) and $282,048 in 1997, 1996 and 1995,
respectively. Cash provided by property sales proceeds totaled $386,694, $496,160 and $863 in 1997, 1996 and 1995, respectively. The Partnership has expended all of the partner's net commitments available for property acquisitions and development by acquiring producing oil and gas properties. The partnership invests primarily in proved producing properties with nominal levels of future costs of development for proven but undeveloped reserves. Significant purchases of additional reserves or extensive drilling activity are not anticipated. Capital expenditures in 1997, 1996 and 1995 totaled $0, $93,600 and $51,581, respectively. Cash distributions to partners totaled $115,223, $174,103 and $96,281 in 1997, 1996 and 1995, respectively.

         After sale of all its properties and settlement of its liabilities, the Partnership's assets will consist solely of cash, which it will distribute to its partners in complete liquidation. The Partnership will not realize gain or loss upon such distribution of cash to its partners in liquidation. No capital expenditures have been made in the eleven month period ending November 30, 1997, and none are anticipated through the date of final liquidation.

Results of Operations

         As a result of the limited partners' approval of the liquidation of the Partnership, the Partnership has changed its basis of accounting, effective December 1, 1997, from the historical cost basis to the liquidation basis. During the process of liquidating the Partnership, the Partnership continued its operations which primarily consisted of the production and sale of oil and gas from producing properties. Under the liquidation basis of accounting, the Partnership's financial results from these operations are included in the Statement of Changes in Net Assets for the period from December 1, 1997 to December 31, 1997. The Partnership's results from its oil and gas operations presented herein are on a combined basis for the 1997 periods prior to and subsequent to the adoption of the liquidation basis of accounting.

                                      11-2

                    SWIFT ENERGY INCOME PARTNERS 1990-C, LTD.


         Oil and gas sales decreased 36 percent in 1997 vs. 1996. Production volumes decreased 42 percent due to a 39 percent gas production decrease and a 69 percent oil production decline. The decrease in production, primarily due to the sale of oil and gas assets as a part of the liquidation process, had a major impact on partnership performance. An increase in the 1997 gas prices of 16 percent or $.32/MCF partially offset the production declines. The average sales price per equivalent MCF increased 11 percent in 1997 as gas prices increased 16 percent and oil prices increased 1 percent.

         Production cost per equivalent MCF increased 16 percent in 1997 compared to 1996, primarily due to the decline in production volumes; however, total production costs decreased 33 percent in 1997.

         Oil and gas sales increased 9 percent in 1996 vs. 1995. Increases in both 1996 gas and oil prices were major contributors to the increased revenues. The Partnership experienced an increase in gas prices of 40 percent or $.58/MCF and an increase in oil prices of 21 percent or $3.26/BBL. The average sales price per equivalent MCF increased 30 percent in 1996. Production volumes decreased 15 percent due to a 41 percent oil production decrease and an 8 percent gas production decline. The partnership's sale of several low value properties had an impact on partnership performance. The production declines partially offset the effect of increased oil and gas prices impacting partnership performance.

         Production cost per equivalent MCF decreased 4 percent in 1996 compared to 1995 and total production costs decreased 17 percent in 1996.

         The Partnership recorded an additional provision in depreciation, depletion and amortization in 1995 of $417,905 when the present value, discounted at ten percent, of estimated future net revenues from oil and gas properties, using the guidelines of the Securities and Exchange Commission, was below the fair market value paid for oil and gas properties resulting in a full cost ceiling impairment.

         From January 1, 1998 until the date the Partnership is liquidated, Partnership revenues and costs will be shared between the limited partners and general partners in a 90:10 ratio, based on the annualized rate of cash distributions by the Partnership during a certain period prior to December 31, 1997.

Item 8. Financial Statements and Supplementary Data

         See Part IV, Item 14(a) for index to financial statements.

Item 9. Disagreements on Accounting and Financial Disclosure

         None.

                    SWIFT ENERGY INCOME PARTNERS 1990-C, LTD.

                                    PART III


Item 10.  Directors and Executive Officers of the Registrant

         As a limited partnership, the Registrant has no directors or executive officers. The business and affairs of the Registrant are managed by Swift as Managing General Partner. Set forth below is certain information as of February 18, 1998 regarding the directors and executive officers of Swift.

                                           Position(s) with
         Name              Age         Swift and Other Companies
         ----              ---         -------------------------
                                    DIRECTORS

A. Earl Swift              64       Chief Executive Officer and
                                    Chairman of the Board

Virgil N. Swift            69       Executive Vice President - Business
                                    Development, Vice Chairman of the Board

G. Robert Evans            66       Director of Swift; Chairman of the Board,
                                    Material Sciences Corporation;
                                    Director, Consolidated Freightways, Inc.,
                                    Fibreboard  Corporation,   Elco  Industries,
                                    and Old Second Bancorp

Raymond O. Loen            73       Director of Swift; President, R. O. Loen
                                    Company

Henry C. Montgomery        62       Director of Swift; Chairman of the Board,
                                    Montgomery Financial Services Corporation;
                                    Director, Southwall Technology Corporation

Clyde W. Smith, Jr.        49       Director of Swift; President, Somerset
                                    Properties, Inc.

Harold J. Withrow          70       Director of Swift

                                    EXECUTIVE OFFICERS

Terry E. Swift             42       President, Chief Operating Officer

John R. Alden              52       Senior Vice President - Finance,
                                    Chief Financial Officer and Secretary

Bruce H. Vincent           50       Senior Vice President - Funds Management

James M. Kitterman         53       Senior Vice President - Operations

Joe A. D'Amico             49       Senior Vice President- Exploration and
                                    Development

Alton D. Heckaman, Jr.     40       Vice President - Finance and
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

Item 13.  Certain Relationships and Related Transactions

         As noted in Item 10, "Directors and Executive Officers of the Registrant," above, the Partnership has no executive officers or directors, and thus has not engaged in any transactions in which any such person had an interest. The Partnership is permitted to engage in certain transactions with Swift as Managing General Partner and VJM as Special General Partner, subject to extensive guidelines and restrictions as described in the "Conflicts of Interest" section of the Amended Prospectus contained in the Registration Statement, which is incorporated herein by reference.

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


                                     III-2

                    SWIFT ENERGY INCOME PARTNERS 1990-C, LTD.

                                     PART IV


Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

      a(1)     FINANCIAL STATEMENTS                                   PAGE NO.
                                                                      --------
               Report of Independent Public Accountants                 IV-3

               Statement of Net Assets in Process of Liquidation
                  as of December 31, 1997                               IV-4

               Balance Sheet as of December 31, 1996                    IV-5

               Statement of Changes in Net Assets in Process of
                  Liquidation for the period from December 1, 1997
                  to December 31, 1997                                  IV-6

               Statements of Operations for the period from
                  January 1, 1997 to November 30, 1997 and for
                  the years ended December 31, 1996 and 1995            IV-7

               Statements of Partners' Capital for the period from
                  January 1, 1997 to November 30, 1997 and for the
                  years ended December 31, 1996 and 1995                IV-8

               Statements of Cash Flows for the period from
                  January 1, 1997 to November 30, 1997 and for
                  the years ended December 31, 1996 and 1995            IV-9

               Notes to Financial Statements                            IV-10

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

                    SWIFT ENERGY INCOME PARTNERS 1990-C, LTD.


       b(1)    REPORTS ON FORM 8-K

               No reports on Form 8-K have been filed during the quarter ended December 31, 1997.

Supplemental Information to be Furnished with Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to
Section 12 of the Act.

         No annual report to security holders covering the Partnership's 1997 fiscal year, or proxy statement, form of proxy or other proxy soliciting material has been sent to Limited Partners of the Partnership.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To Swift Energy Income Partners 1990-C, Ltd.:

         We have audited the accompanying balance sheet of Swift Energy Income Partners 1990-C, Ltd., (a Texas limited partnership) as of December 31, 1996, the related statements of operations, partners' capital and cash flows for the period from January 1, 1997 to November 30, 1997 and the statements of operations, partners' capital and cash flows for the years ended December 31, 1996 and 1995. In addition, we have audited the statement of net assets in process of liquidation as of December 31, 1997, and the related statement of changes in net assets in process of liquidation for the period from December 1, 1997 to December 31, 1997. These financial statements are the responsibility of the Managing General Partner's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         As described in Note 1 to the financial statements, the limited partners of Swift Energy Income Partners 1990-C, Ltd. approved a plan of liquidation on November 25, 1997 and the Partnership commenced liquidation shortly thereafter. As a result, the Partnership has changed its basis of accounting for periods subsequent to November 30, 1997, from the historical cost basis to the liquidation basis. Accordingly, the carrying value of the remaining assets as of December 31, 1997, are presented at estimated realizable values and all liabilities are presented at estimated settlement amounts.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Swift Energy Income Partners 1990-C, Ltd., as of December 31, 1996, and the results of its operations and its cash flows for the period from January 1, 1997 to November 30, 1997 and for the years ended December 31, 1996 and 1995, its net assets in process of liquidation as of December 31, 1997, and the changes in its net assets in process of liquidation for the period from December 1, 1997 to December 31, 1997, in conformity with generally accepted accounting principles applied on the bases described in the preceding paragraph.

         As discussed in Note 1 to the financial statements, it is not presently determinable whether the amounts realizable from the disposition of the remaining assets or the amounts that creditors agree to accept in settlement of the obligations due them will differ materially from the amounts shown in the accompanying financial statements. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.




                                          ARTHUR ANDERSEN LLP




Houston, Texas
February 10, 1998

                    SWIFT ENERGY INCOME PARTNERS 1990-C, LTD.
      STATEMENT OF NET ASSETS IN PROCESS OF LIQUIDATION - DECEMBER 31, 1997


                                                                                            1997
                                                                                       --------------
         ASSETS:

              Cash and cash equivalents                                                $      261,975
              Oil and gas sales receivable                                                    215,615
              Gas Imbalance Receivable                                                         15,212
              Oil and Gas Properties                                                          988,375
                                                                                       ---------------
                  Total Assets                                                              1,481,177
                                                                                       ---------------


         LIABILITIES:

              Accounts Payable                                                                 43,177
              Gas Imbalance Payable                                                            20,084
                                                                                       ---------------
                  Total Liabilities                                                            63,261
                                                                                       ---------------
              Net Assets in Process of Liquidation                                     $    1,417,916
                                                                                       ===============


                 See accompanying notes to financial statements.

                    SWIFT ENERGY INCOME PARTNERS 1990-C, LTD.
                                  BALANCE SHEET
                                DECEMBER 31, 1996


                                                                                            1996
                                                                                      ---------------
         ASSETS:

         Current Assets:
              Cash and cash equivalents                                                $        1,129
              Oil and gas sales receivable                                                    137,626
                                                                                      ----------------
                  Total Current Assets                                                        138,755
                                                                                      ----------------

         Gas Imbalance Receivable                                                              18,347
                                                                                       ---------------

         Oil and Gas Properties, using full cost
              accounting                                                                    5,849,487
         Less-Accumulated depreciation, depletion
              and amortization                                                             (4,800,974)
                                                                                      ----------------
                                                                                            1,048,513
                                                                                      ----------------
                                                                                       $    1,205,615
                                                                                      ================


         LIABILITIES AND PARTNERS' CAPITAL:

         Current Liabilities:
              Accounts Payable                                                         $      282,699
                                                                                      ----------------

         Deferred Revenues                                                                     23,268

         Limited Partners' Capital (56,952 Limited Partnership Units;
                                    $100 per unit)                                            837,020
         General Partners' Capital                                                             62,628
                                                                                      ----------------
                  Total Partners' Capital                                                     899,648
                                                                                      ----------------
                                                                                       $    1,205,615
                                                                                      ================


                 See accompanying notes to financial statements.

                    SWIFT ENERGY INCOME PARTNERS 1990-C, LTD.
          STATEMENT OF CHANGES IN NET ASSETS IN PROCESS OF LIQUIDATION
            FOR THE PERIOD FROM DECEMBER 1, 1997 TO DECEMBER 31, 1997


         LIQUIDATION TRANSACTIONS:

              Increase (decrease) in net assets resulting from -
                Sales of oil and gas properties                                        $     (110,302)
                Net changes in other assets and liabilities                                  (286,593)
                                                                                       ---------------
                                                                                             (396,895)
                                                                                       ---------------

         OPERATIONS:

              Oil and gas sales                                                        $       21,418
              Lease operating costs                                                            (3,596)
              Production taxes                                                                 (1,552)
              General and administrative costs                                                  7,045
                                                                                       ---------------
                                                                                               23,315
                                                                                       ---------------

         FINANCING:

              Interest income                                                                      --
              Interest expense                                                                     --
                                                                                       ---------------

              Change in Net Assets                                                           (373,580)

              Net Assets in Process of Liquidation at December 1, 1997                      1,791,496
                                                                                       ---------------
              Net Assets in Process of Liquidation at December 31, 1997                $     1,417,916
                                                                                       ===============


                 See accompanying notes to financial statements.

                    SWIFT ENERGY INCOME PARTNERS 1990-C, LTD.
                            STATEMENTS OF OPERATIONS
        FOR THE PERIOD FROM JANUARY 1, 1997 THROUGH NOVEMBER 30, 1997 AND
                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995

                                                                 Eleven Months        Year              Year
                                                                    Ended             Ended             Ended
                                                                  November 30,     December 31,      December 31,
                                                                     1997              1996             1995
                                                                ---------------  ---------------   ---------------
REVENUES:
   Oil and gas sales                                            $       407,804   $      668,937   $       614,169
   Interest income                                                           60               94               187
   Other                                                                  1,502            3,093             3,541
                                                                ---------------  ---------------   ---------------
                                                                        409,366          672,124           617,897
                                                                ---------------  ---------------   ---------------

COSTS AND EXPENSES:
   Lease operating                                                      137,985          199,839           251,627
   Production taxes                                                      19,844           42,747            40,204
   Depreciation, depletion
     and amortization -
        Normal provision                                                126,732          236,648           236,382
        Additional provision                                                 --               --           417,905
   General and administrative                                            72,589          100,780            69,371
   Interest expense                                                       5,630           26,422            63,149
                                                                ---------------  ---------------   ---------------
                                                                        362,780          606,436         1,078,638
                                                                ---------------  ---------------   ---------------
Income (Loss) Before Adoption
   Of Liquidation Basis Of Acccounting                          $        46,586  $        65,688   $      (460,741)
                                                                ---------------  ---------------   ---------------

Effect Of Adoption Of Liquidation
   Basis Of Accounting                                                  960,485               --                --
                                                                ---------------  ---------------   ---------------

Income (Loss)                                                   $     1,007,071  $        65,688   $      (460,741)
                                                                ===============  ===============   ===============


                 See accompanying notes to financial statements.

                    SWIFT ENERGY INCOME PARTNERS 1990-C, LTD.
                         STATEMENTS OF PARTNERS' CAPITAL
          FOR THE PERIOD FROM JANUARY 1, 1997 THROUGH NOVEMER 30, 1997
               AND FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995

                                                  Limited          General          Combining
                                                  Partners         Partners         Adjustment           Total
                                              ---------------   ---------------  ---------------    ---------------
Balance,
    December 31, 1994                         $     1,298,728   $        78,474  $       187,883     $    1,565,085

Income (Loss)                                        (417,253)           18,717          (62,205)          (460,741)

Cash Distributions                                    (72,700)          (23,581)              --            (96,281)
                                              ---------------   ---------------  ---------------    ---------------
Balance,
    December 31, 1995                                 808,775            73,610          125,678          1,008,063
                                              ---------------   ---------------  ---------------    ---------------

Income (Loss)                                          62,424            23,121          (19,857)            65,688

Cash Distributions                                   (140,000)          (34,103)              --           (174,103)
                                              ---------------   ---------------  ---------------    ---------------
Balance,
    December 31, 1996                                 731,199            62,628          105,821            899,648
                                              ---------------   ---------------  ---------------    ---------------

Income (Loss)                                         912,650           107,601          (13,180)         1,007,071

Cash Distributions                                    (85,500)          (29,723)              --           (115,223)
                                              ---------------   ---------------  ---------------    ---------------
Balance,
    Novmeber 30, 1997                         $     1,558,349   $       140,506  $        92,641     $    1,791,496
                                              ===============   ===============  ===============    ===============

Limited Partners' net income (loss)
    per unit

      1995     Income (Loss)                  $         (7.33)
                                                 ============
      1996     Income (Loss)                  $          1.10
                                                 ============
      1997     Income (Loss) Before
                   Adoption Of Liquidation
                   Basis Of Accounting        $           .85
                                              ---------------
                   Effect Of Adoption Of
                   Liquidation Basis Of
                   Accounting                 $         15.17
                                              ---------------
                   Income (Loss)              $         16.02
                                              ===============


                 See accompanying notes to financial statements.

                    SWIFT ENERGY INCOME PARTNERS 1990-C, LTD.
                            STATEMENTS OF CASH FLOWS
         FOR THE PERIOD FROM JANUARY 1, 1997 THROUGH NOVEMBER 30, 1997
               AND FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995

                                                                             Eleven Months         Year             Year
                                                                                 Ended             Ended            Ended
                                                                              November 30,      December 31,     December 31,
                                                                                 1997              1996             1995
                                                                            ---------------   ---------------  ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Income (Loss)                                                           $     1,007 071   $        65,688  $      (460,741)
    Adjustments to reconcile income (loss) to
      net cash provided by operations:
      Effect of adoption of liquidation basis of accounting                        (960,485)               --               --
      Depreciation, depletion and amortization                                      126,732           236,648          654,287
      Change in gas imbalance receivable
          and deferred revenues                                                         228            78,711            3,721
      Change in assets and liabilities:
        (Increase) decrease in oil and gas sales receivable                        (201,849)           29,585          (13,809)
        Increase (decrease) in accounts payable                                    (243,118)         (606,340)          98,590
                                                                            ---------------   ---------------  ---------------
                  Net cash provided by (used in) operating activities              (271,421)         (195,708)         282,048
                                                                            ---------------   ---------------  ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to oil and gas properties                                                  --           (93,600)         (51,581)
    Proceeds from sales of oil and gas properties                                   386,694           496,160              863
                                                                            ---------------   ---------------  ---------------
                  Net cash provided by (used in) investing activities               386,694           402,560          (50,718)
                                                                            ---------------   ---------------  ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash distributions to partners                                                 (115,223)         (174,103)         (96,281)
    Payments on note payable                                                             --           (33,665)        (134,659)
                                                                            ---------------   ---------------  ---------------
                  Net cash provided by (used in) financing activities              (115,223)         (207,768)        (230,940)
                                                                            ---------------   ---------------  ---------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                     50              (916)             390
                                                                            ---------------   ---------------  ---------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                      1,129             2,045            1,655
                                                                            ---------------   ---------------  ---------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                  $         1,179   $         1,129  $         2,045
                                                                            ===============   ===============  ===============
  Supplemental disclosure of cash flow information:
    Cash paid during the period for interest                                $         5,630   $        26,982  $        65,280
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

         The limited partners of the Partnership approved the dissolution of the Partnership on November 25, 1997. As a result, the Partnership has changed its basis of accounting, effective December 1, 1997, from the historical cost basis to the liquidation basis. Under the liquidation basis of accounting, the Partnership's assets at December 31, 1997 are reported at estimated net realizable value, and the Partnership's liabilities are presented at estimated settlement amounts. The net effect of the revaluation of the Partnership's assets and liabilities due to the adoption of the liquidation basis of accounting was an upward adjustment of $960,485.

         Oil and gas properties at December 31, 1997 reflect the managing general partner's estimate of value, in the absence of third party appraisals or evaluations, based on future net revenues of the properties, discounted at 10%, as of December 31, 1997. This estimate is based on its assessment of the impact of selling existing assets based on current market conditions and estimated disposal costs. The net proceeds from the sales of oil and gas properties may vary substantially due to changes in oil and gas prices, subsequent production and other factors which may be applied by buyers.

         For all other assets and liabilities presented on the liquidation basis of accounting, the managing general partner believes that historical cost approximates fair value due to the short-term nature of such assets and liabilities.

         The accompanying statements of operations, partners' capital and cash flows for the period from January 1, 1997 through November 30, 1997 were prepared using the historical cost basis of accounting.

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

Oil and Gas Properties --

         The Partnership accounts for its ownership interest in oil and gas properties using the proportionate consolidation method, whereby the Partnership's share of assets, liabilities, revenues and expenses is included in the appropriate classification in the financial statements.

         For financial reporting purposes, the Partnership follows the "full-cost" method of accounting for oil and gas property costs. Under this method of accounting, all productive and nonproductive costs incurred in the acquisition and development of oil and gas reserves are capitalized. Such costs include lease acquisitions, geological and geophysical services, drilling, completion, equipment and certain general and administrative costs directly associated with acquisition and development activities. General and administrative costs related to production and general overhead are expensed as incurred. No general and administrative costs were capitalized during the years ended December 31, 1997, 1996 and 1995.

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

         The unamortized cost of oil and gas properties is limited to the "ceiling limitation", (calculated separately for the Partnership, limited partners, and general partners). The "ceiling limitation" is calculated on a quarterly basis and represents the estimated future net revenues from proved properties using current prices, discounted at ten percent. Proceeds from the sale or disposition of oil and gas properties are treated as a reduction of oil and gas property costs with no gains or losses being recognized except in significant transactions.

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

Cash and Cash Equivalents --

         Highly liquid debt instruments with an initial maturity of three months or less are considered to be cash equivalents.

Reclassifications --

         Certain reclassifications have been made to the prior year balances to conform with the current year presentation.

(3) Oil and Gas Capitalized Costs -

         The following table sets forth capital expenditures related to the Partnership's oil and gas operations:

                                     Year Ended December 31,
                            -----------------------------------------
                             1997             1996             1995
                            --------         -------         --------
    Acquisition of
      proved properties    $      --       $      --        $      --

    Development                   --          93,600           51,581
                            --------         -------         --------
                           $      --       $  93,600        $  51,581
                            --------         -------         --------


         All oil and gas property acquisitions are made by Swift on behalf of the Partnership. The costs of the properties include the purchase price plus any costs incurred by Swift in the evaluation and acquisition of properties.

                    SWIFT ENERGY INCOME PARTNERS 1990-C, LTD.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


         During 1995, the Partnership's unamortized oil and gas property costs exceeded the quarterly calculations of the "ceiling limitation" resulting in an additional provision for depreciation, depletion and amortization of $417,905. In addition, the limited partners' share of unamortized oil and gas property costs exceeded their "ceiling limitation" in 1995, resulting in a valuation allowance of $370,152. This amount is included in the income (loss) attributable to the limited partners shown in the statement of partners' capital together with a "combining adjustment" for the difference between the limited partners' valuation allowance and the Partnership's full cost ceiling write down. The "combining adjustment" changes quarterly as the Partnership's total depreciation, depletion and amortization provision is more or less than the combined depreciation, depletion and amortization provision attributable to the general and limited partners.

(4) Related-Party Transactions -

         An  affiliate  of the  Special  General  Partner,  as  Dealer  Manager,
received   $141,508  for  managing  and   overseeing  the  offering  of  limited
partnership units.

     A one-time management fee of $142,380 was paid to Swift in 1990 for services performed for the Partnership. During 1997, 1996 and 1995, the Partnership paid Swift $34,044, $78,034 and $46,966, respectively, as a general and administrative overhead allowance.

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

(5) Federal Income Taxes -

         The Partnership is not a tax-paying entity. No provision is made in the accounts of the Partnership for federal or state income taxes, since such taxes are liabilities of the individual partners, and the amounts thereof depend upon their respective tax situations.

         The tax returns and the amount of distributable Partnership income are subject to examination by the federal and state taxing authorities. If the Partnership's ordinary income for federal income tax purposes is ultimately changed by the taxing authorities, the tax liability of the limited partners could be changed accordingly. Ordinary income reported on the Partnership's federal return of income for the years ended December 31, 1997, 1996 and 1995 was $380,113, $429,938 and $202,609, respectively. The difference between ordinary income for federal income tax purposes reported by the Partnership and net income or loss reported herein primarily results from the exclusion of depletion (as described below) from ordinary income reported in the Partnership's federal return of income.

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

                    SWIFT ENERGY INCOME PARTNERS 1990-C, LTD.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


(6) Gas Imbalances -

         The Partnership recognizes its ownership interest in natural gas production as revenue. Actual production quantities sold may be different than the Partnership's ownership share in a given period. If the Partnership's sales exceed its share of production, the differences are recorded as deferred revenue. Gas balancing receivables are recorded when the Partnership's ownership share of production exceeds sales.

(7) Vulnerability Due to Certain Concentrations -

         The Partnership's revenues are primarily the result of sales of its oil and natural gas production. Market prices of oil and natural gas may fluctuate and adversely affect operating results.

         In the normal course of business, the Partnership extends credit, primarily in the form of monthly oil and gas sales receivables, to various companies in the oil and gas industry which results in a concentration of credit risk. This concentration of credit risk may be affected by changes in economic or other conditions and may accordingly impact the Partnership's overall credit risk. However, the Managing General Partner believes that the risk is mitigated by the size, reputation, and nature of the companies to which the Partnership extends credit. In addition, the Partnership generally does not require collateral or other security to support customer receivables.

(8) Fair Value of Financial Instruments -

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


                                             SWIFT ENERGY INCOME
                                             PARTNERS 1990-C, LTD.
                                             (Registrant)

                                    By:      SWIFT ENERGY COMPANY
                                              General Partner

Date:      February 18, 1998                 By:      s/b A. Earl Swift
           -----------------                 -----------------------------------
                                             A. Earl Swift
                                             Chief Executive Officer

Date:      February 18, 1998                 By:      s/b John R. Alden
           -----------------                 -----------------------------------
                                             John R. Alden
                                             Principal Financial Officer

Date:      February 18, 1998                 By:      s/b Alton D. Heckaman, Jr.
           -----------------                 -----------------------------------
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

                                             SWIFT ENERGY INCOME
                                             PARTNERS 1990-C, LTD.
                                             (Registrant)

                                    By:      SWIFT ENERGY COMPANY
                                              General Partner

Date:     February 18, 1998                  By:      s/b A. Earl Swift
          -----------------                  -----------------------------------
                                             A. Earl Swift
                                             Director and Principal
                                             Executive Officer

Date:     February 18, 1998                  By:      s/b Virgil N. Swift
          -----------------                  -----------------------------------
                                             Virgil N. Swift
                                             Director and Executive
                                             Vice President - Business
                                             Development

                    SWIFT ENERGY INCOME PARTNERS 1990-C, LTD


Date:      February 18, 1998                 By:      s/b G. Robert Evans
           -----------------                 -----------------------------------
                                             G. Robert Evans
                                             Director

Date:      February 18, 1998                 By:      s/b Raymond O. Loen
           -----------------                 -----------------------------------
                                             Raymond O. Loen
                                             Director

Date:      February 18, 1998                 By:      s/b Henry C. Montgomery
           -----------------                 -----------------------------------
                                             Henry C. Montgomery
                                             Director

Date:      February 18, 1998                 By:      s/b Clyde W. Smith, Jr.
           -----------------                 -----------------------------------
                                             Clyde W. Smith, Jr.
                                             Director

Date:      February 18, 1998                 By:      s/b Harold J. Withrow
           -----------------                 -----------------------------------
                                             Harold J. Withrow
                                             Director